Form 10-Q
period 2021-06-30
Good Works II Acquisition Corp.
filed 2021-08-12
CIK 1850487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-40585

GOOD WORKS II ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-1614529
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4265 San Felipe, Suite 603
Houston, Texas	77027
(Address of Principal Executive Offices)	(Zip Code)
(713)
468-2717
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GWAC	The NASDAQ Stock Market LLC
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per whole share	GWACW	The NASDAQ Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes
  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☒

		Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
The registrant had 29,400,000
 shares of Common Stock, $0.0001 par value, issued and outstanding at August 12, 2021.

PART I—FINANCIAL INFORMATION
GOOD WORKS II ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash	$28,354	$3,000
Deferred offering costs	315,793	—

Total Current Assets	$344,147	$3,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$189,750	$2,450
Promissory note payable to related party	150,000	—

Total Current Liabilities	339,750	2,450

Commitments and Contingencies (Note 6)
Stockholders’ Equity
Common stock, $0.0001 par value, 10,000,000 shares authorized, 5,750,000 shares issued and outstanding on June 30, 2021, 3,800,000 shares issued and outstanding on December 31, 2020	575	380
Additional paid-in capital	8,425	2,620
Accumulated deficit	(4,603)	(2,450)

Total Stockholders’ Equity	4,397	550

Total Liabilities and Stockholders’ Equity	$344,147	$3,000

See accompanying notes to unaudited condensed consolidated financial statements.

GOOD WORKS II ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Six Months Ended June 30, 2021
(Unaudited)

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
	2021	2021

Formation and operating costs	$1,218	$2,153

Net Loss	$(1,218)	$(2,153)

Weighted average shares outstanding, basic and diluted (1)	5,000,000	4,536,740
Basic and diluted net loss per common share	$(0.00)	$(0.00)

(1)	Excludes an aggregate of 750,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part the underwriters (see Notes 5 and 7).

(2)
Good Works II Acquisition Corp. was formed on July 27, 2020. As a result, a comparative consolidated statement of operations for the periods ending June 30, 2020 is not applicable. See accompanying notes to unaudited condensed consolidated financial statements.

GOOD WORKS II ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Six Months Ended June 30, 2021
(Unaudited)

			Additional Paid-in Capital		Total Stockholders’ Equity
	Common Stock			Accumulated Deficit
	Shares	Amount

Balance — December 31, 2020	3,800,000	$380	$2,620	$(2,450)	$550
Issuance of common stock to Management	1,950,000	195	5,805	—	6,000
Cancellation of common stock by Founder	(1,166,666)	(117)	(804)	—	(921)
Issuance of common stock to Anchor Investors	1,166,666	117	804		921
Net loss	—	—	—	(935)	(935)

Balance-March 31, 2021	5,750,000	575	8,425	(3,385)	5,615
Issuance of common stock to Directors	240,000	24	165	—	189
Cancellation of common stock by Founder	(240,000)	(24)	(165)	—	(189)
Issuance of common stock	—	—	—	—	—
Net Loss				(1,218)	(1,218)
Balance- June 30, 2021	5,750,000	$575	$8,425	$(4,603)	$4,397

(1)	includes 750,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Notes 5 and 7).

GOOD WORKS II ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2021
(Unaudited)

Six Months Ended June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(2,153)
Changes in operating assets and liabilities:
Accrued expenses	187,300

Net cash provided by operating activities	185,147

Cash Flows from Financing Activities:
Payment of offering costs	(315,793)
Proceeds from promissory note payable-related party	150,000
Proceeds from the issuance of common stock	6,000

Net cash used in financing activities	(159,793)

Net change in cash	25,354
Cash-beginning of period	3,000

Cash-end of period	$28,354

(1)
Good Works II Acquisition Corp. was formed on July 27, 2020. As a result, a comparative consolidated statement of cash flows for the period ending June

30,
2020 is not applicable. See accompanying notes to unaudited condensed consolidated financial statements.

Good Works II Acquisition Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 – Description of Organization and Business Operations
Good Works II Acquisition Corp. (the “Company”) was incorporated in Delaware on July 27, 2020. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).
The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
The Company has not commenced operations. All activity for the periods from July 27, 2020 (inception) through June 30, 2021 relate to the Company’s formation and the initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Management agreed that an amount equal to at least $10.00 per Unit sold in the Public Offering will be held in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.
The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. In the event of a complete liquidation of the Company, the Trust Account could be further reduced by up to $100,000 for expenses of the liquidation). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.
The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 immediately before or after such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S.

Note 1 – Description of Organization and Business Operations – (Continued)

Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor, an affiliate of
I-Bankers
Securities,
Inc.(“I-Bankers
Securities”), the representative of the underwriters for the Company’s Public Offering, and the Company’s management and directors have agreed to vote their Founder Shares and any Public Shares purchased during or after the Public Offering (a) in favor of approving a Business Combination and (b) not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.
Sponsor and the Company’s management and Directors have agreed (a) to waive their redemption rights with respect to their Founder Shares and any Public Shares held by them in connection with the completion of a Business Combination, (b) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to consummate a Business Combination and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation that would affect a public stockholders’ ability to convert or sell their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. The Anchor Investors have agreed (a) to waive their redemption rights with respect to their Founder Shares and Private Shares held in connection with the completion of a Business Combination, and (b) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Shares if the Company fails to consummate a Business Combination.
The Company has 15 months from the closing of the Public Offering to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
In order to protect the amounts held in the Trust Account, Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per Public Share, except as to any claims by a third party who executed an agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Note 2 – Summary of Significant Accounting Policies – (Continued)

Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $28,354 and $3,000 as of June 30, 2021 and December 31, 2020, respectively.
Deferred offering costs
Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering that occurred on July 14, 2021, and that were charged to stockholder’s equity upon the completion of the Initial
Public Offering.
Fair Value Measurements
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The Company recorded a full valuation allowance for all periods presented. As such the provisions for income taxes was zero for the six months ended June 30, 2021 and the deferred tax asset was zero as of June 30, 2021 and December 31, 2020.

Note 2 – Summary of Significant Accounting Policies – (Continued)

Net Income (loss) Per Common Share
Net income (loss) per share is computed by dividing income (loss) by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsors. Weighted average shares were reduced for the effect of an aggregate of 750,000 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Notes 7).
At June 30, 2021
,
the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Note 3– Initial Public Offering
Pursuant to the IPO on July 14, 2021 the Company sold
 23,000,000
Units (including
 3,000,000
Units of over-allotment options that was fully exercised) at a price of
$10.00 per Unit. Each Unit consists of one share of common stock and one-half of one warrant (“Public Warrant”). Each whole Public Warrant entitle
s
the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7).
An aggregate of $10.00 per Unit sold in the Initial Public Offering was held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of
Rule 2a-7
of the Investment Company Act, as determined by the Company. As of July 14, 2021, $230,000,000 of the IPO proceeds was held in the Trust Account. In addition, $2,567,654 of cash is not held in the Trust Account and is available for working capital purposes.
Note 4 – Private Placement
Simultaneously with the closing of the IPO, the
Anchor Investors
purchased an
 aggregate of 350,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $3,500,000, in a private placement
.
Each Private Unit
consists
 of one share of common stock (“Private Share”) and
one-half
of one warrant (“Private Warrant”). Each whole Private Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the Private Units was added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).
Note 5 – Related Party Transactions
Founder Shares
In September 2020,
I-B
Good Works II, LLC (the “Sponsor”), and the Company’s officers and directors (collectively, the “Founders”) purchased an aggregate of 4,312,500 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $3,000. In February 2021, Sponsor forfeited 512,500 Founders Shares and the certain of our officers and directors purchased 1,950,000
Founder Shares for an aggregate purchase price of

1
0

Note 5 – Related Party Transactions – (Continued)

approximately $6,000
, or approximately $0.003
per share. In March 2021, the Sponsor forfeited an aggregate of 1,166,666
Founder Shares and our Anchor Investors purchased an aggregate of 1,166,666 shares for an aggregate purchase price of $921
. In April 2021, the Sponsor forfeited an aggregate of 240,000
Founder Shares and certain of our directors purchased an aggregate of 240,000 shares for a purchase price of approximately $189
.
Of the Founder Shares, several of the Founders were holding an aggregate of 750,000 shares which they have agreed to contribute to a not-for-profit
organization that is mutually acceptable to them and the Company’s board of directors within six months after the IPO or such shares will be forfeited and cancelled.
The Founders and Anchor Investor have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of earlier of (1) one year after the completion of the Business Combination and (2) the date on which the Company consummates a liquidation, merger, capital stock exchange, reorganization, or other similar transaction after the Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.
Related Party Loans
On February 12, 2021, the Company issued an unsecured promissory note to IBS Holding Corporation (the “Promissory Note”), an affiliate of the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $425,000.
As of June 30, 2021, the Company had drawn down
$150,000
under the promissory note to pay for offering expenses. The Promissory Note was
non-interest bearing
and was paid in full upon the closing of the IPO.
In addition, in order to finance transaction costs in connection with a Business Combination, Sponsor and its designees may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Units of the post Business Combination entity at a price of $10.00 per Private Unit. The Private Units are identical to the Private Units issued in the private placement.
Administrative Support Agreement
The Company has agreed, commencing on the Effective Date of the registration statement through the earlier of the Company’s consummation of a Business Combination and the liquidation of the Trust Account, to pay an affiliate of one of the Company’s executive officers $10,000 per month for office space, utilities and secretarial and administrative support.
Note 6 – Commitments
Registration Rights
The holders of the Founder Shares, as well as the holders of the Private Units and any Private Warrants or Private Units that may be issued in payment of Working Capital Loans made to the Company (and all underlying securities), are entitled to registration rights pursuant to an agreement executed prior to the effective date of IPO. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The

Note 6 – Commitments – (Continued)

holders of the majority of the Founders Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Representative Shares, Private Units and Private Warrants or Private Units issued in payment of Working Capital Loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company granted the underwriters a 45-day option from the date of Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Public Offering price less the underwriting discounts and commissions.
On July 14, 2021, the underwriters’ exercised their over-allotment option in full when the Company issued 23,000,000 shares in the public offering.
Business Combination Marketing Agreement
The Company has engaged
I-Bankers
Securities, Inc. as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay
I-Bankers
Securities, Inc. a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of IPO (exclusive of any applicable finders’ fees which might become payable).
Administrative Support Agreement
Refer to Note 5 for discussion of the administrative support agreement.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 7 – Stockholders’ Equity
Common Stock
— The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were 5,750,000 and 3,800,000 shares of common stock issued and outstanding, respectively, of which an aggregate of up to 750,000 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Founders Shares will collectively represent 20% of the Company’s issued and outstanding common stock after the
Initial Public Offering (assuming no purchases of any Public Shares in the Initial Public Offering and excluding the Private Units). Refer to Note 3 and Note 8 for discussion of the initial public offering that occurred on July 14, 2021.
Warrants—
The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Public Offering. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period

Note 7 – Stockholders’ Equity – (Continued)

when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption;

•
if, and only if, the reported last sale price of the shares of common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and

•	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the warrants.
If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The Private Warrants will be identical to the Public Warrants underlying the Units being sold in the Proposed Public Offering, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or our recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of common stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.
Note 8 – Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up the date that the financial statements were issued. The Company identified one subsequent event on July 14, 2021 related to the initial public offering.
On July 14, 2021, the Company consummated the IPO of 23,000,000 Units (including 3,000,000 Units of over-allotment options that was fully exercised) at $10.00 per Unit, generating gross proceeds of $230,000,000, which is discussed in Note 3. Simultaneously with the closing of the IPO, the Company consummated the sale of 350,000 Private Units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to certain funds and accounts managed by Glazer Capital LLC, Magnetar Financial LLC, Mint Tower Capital Management B.V., Periscope Capital Inc., and Polar Asset Management Partners Inc. (collectively, the “Anchor Investors”).

Note 8 – Subsequent Events – (Continued)

Following the closing of the IPO on July 14, 2021, $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Units was placed in a trust account (“Trust Account”), located in the United States which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of
Rule 2a-7 of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (iii) the redemption of
t
he Company’s Public Shares if the Company is unable to complete the initial Business Combination within 15 months from July 14, 2021 (the “Combination Period”), the closing of the Initial Public Offering.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form
10-Q
includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in the Risk Factors section of the Company’s registration statement and prospectus for the Company’s initial public offering filed with the SEC. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.
Overview
We are a blank check company incorporated on July 27, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions directly or indirectly, with any business combination target with respect to an initial business combination with us. In addition, we have not contacted any of the prospective target businesses that Good Works I had considered and rejected while such entity was a blank check company searching for target businesses to acquire. While our efforts in identifying a prospective target business for our initial business combination will not be limited to a particular industry or geographic region, we intend to initially focus our search on identifying a prospective target business experiencing very high-growth. We intend to effectuate our initial business combination using cash from the proceeds of this offering, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, additional equity raised through a public or private offering, or a combination of the foregoing.
We expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.
Results of Operations and Known Trends or Future Events

The Company has neither engaged in any significant business operations nor generated any revenues to date. All activities to date relate to the Company’s formation and initial public offering (“Initial Public Offering”) that occurred on July 14, 2021. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Proposed Public Offering. The Company has selected December 31 as its fiscal year end.
For the six months ended June 30, 2021, we had a net loss of $2,153 which consisted of expenses incurred.
Liquidity and Capital Resources
As of June 30, 2021 we had $28,354 of cash.
Our liquidity needs have been satisfied prior to the completion of this offering through the payment by our initial stockholders of $9,000 to cover certain of our offering costs in exchange for the issuance of certain of the founder shares to our initial stockholders and up to $425,000 in loans available from IBS Holding Corporation, an affiliate of our sponsor.
Pursuant to the IPO on July 14, 2021 the Company sold 23,000,000 Units (including 3,000,000 Units of over-allotment options that was fully exercised) at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one-half of
one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7). An aggregate of $10.00 per Unit sold in the Initial Public Offering was held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of
Rule 2a-7
of the Investment Company Act, as determined by the Company. As of July 14, 2021, $230,000,000 of the IPO proceeds was held in the Trust Account. In addition, $2,567,654 of cash is not held in the Trust Account and is available for working capital purposes.
We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding the business combination marketing fees payable to
I-Bankers)
to complete our initial business combination. We may withdraw interest to pay our taxes and liquidation expenses if we are unsuccessful in completing a business acquisition. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding after the completion of this offering, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from this offering held outside of the trust account or from interest earned on the funds held in the trust account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account reduced by our operating expense and franchise taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
Prior to the completion of our initial business combination, we will have available to us the approximately $1,250,000 of proceeds held outside the trust account. We will use these funds primarily to pay expenses associated with being a public company and to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our initial stockholders or one of its affiliates or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts (subject to the conversion rights described below). In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may at the option of the lender determined at the time of the loan be convertible into private placement units at a price of $10.00 per unit of the post business combination entity. The units would be identical to the private placement units, including as to exercise price, exercisability and exercise period of the underlying warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our initial stockholders or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
We expect our primary liquidity requirements during the period after the offering and prior to our initial business combination to include approximately $600,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; $250,000 for legal and accounting fees related to regulatory reporting requirements; $72,500 for Nasdaq continued listing fees; and approximately $177,500 for general working capital that will be used for miscellaneous expenses and reserves. We will also pay an affiliate of one of our officers $10,000 per month for office space, secretarial and administrative services provided to members of our management team subsequent to the closing of this offering.
These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a
“no-shop”
provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a
“no-shop”
provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.
Moreover, we may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of this offering and the sale of the private placement units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of this offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangement as of June 30, 2021.
Contractual Obligations
As of June 30, 2021, we did not have any long-term debt, capital or operating lease obligations.
We entered into an administrative support agreement pursuant to which we will pay an affiliate of one of our directors for office space and secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month.
Critical Accounting Policies
Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited financial information. We describe our significant accounting policies in Note 2 – Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our unaudited financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.
Recent Accounting Standards
Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
JOBS Act
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The net proceeds of this offering and the sale of the private placement units held in the trust account will be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
Item 4. Controls and Procedures
We are not currently required to maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act. We will be required to comply with the internal control requirements of the Sarbanes- Oxley Act for the fiscal year ending December 31, 2022. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.
Prior to the closing of this offering, we have not completed an assessment, nor has our independent registered public accounting firm tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Many small and mid-sized
target businesses we may consider for our initial business combination may have internal controls that need improvement in areas such as:

•	staffing for financial, accounting and external reporting areas, including segregation of duties;

•	reconciliation of accounts;

•	proper recording of expenses and liabilities in the period to which they relate;

•	evidence of internal review and approval of accounting transactions;

•	documentation of processes, assumptions and conclusions underlying significant estimates; and documentation of accounting policies and procedures.
Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expenses in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financing reporting.
Once our management’s report on internal controls is complete, we will retain our independent registered public accounting firm to audit and render an opinion on such report when required by Section 404 of the Sarbanes-Oxley Act. The independent registered public accounting firm may identify additional issues concerning a target business’s internal controls while performing their audit of internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our
S-1
filed with the SEC on June 21, 2021. As of the date of this report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In September 2020, the Sponsor, and the Company’s officers and directors (collectively, the “Founders”) purchased an aggregate of 4,312,500 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $3,000. In February 2021, Sponsor forfeited 512,500 Founders Shares and the certain of our officers and directors purchased 1,950,000 Founder Shares for an aggregate purchase price of approximately $6,000, or approximately $0.003 per share. In March 2021, the Sponsor forfeited an aggregate of 1,166,666 Founder Shares and our Anchor Investors purchased an aggregate of 1,166,666 shares for an aggregate purchase price of $921. In April 2021, the Sponsor forfeited an aggregate of 240,000 Founder Shares and certain of our directors purchased an aggregate of 240,000 shares for a purchase price of approximately $192. The issuance of the founder shares was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
INDEX TO EXHIBITS

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Management contract or compensatory plan, contract or arrangement.

(1)
The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
GOOD WORKS II ACQUISITION CORPORATION

SIGNATURE	TITLE	DATE
/s/ Douglas Wurth	Chief Executive Officer	August 12, 2021
Douglas Wurth	(principal executive officer)

/s/ Cary Grossman	President and Chief Financial Officer	August 12, 2021
Cary Grossman	(principal financial and accounting officer)