Form 10-Q
period 2021-09-30
Good Works II Acquisition Corp.
filed 2021-10-29
CIK 1850487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 001-40585

GOOD WORKS II ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-2899919
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4265 San Felipe, Suite 603
Houston, Texas	77027
(Address of Principal Executive Offices)	(Zip Code)

(713) 468-2717

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GWII	The NASDAQ Stock Market LLC
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per whole share	GWIIW	The NASDAQ Stock Market LLC

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

The registrant had 29,400,000 shares of Common Stock, $0.0001 par value, issued and outstanding at October 29, 2021.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
	Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2021 (unaudited) and for period from July 27, 2020 (inception) to September 30, 2020 (unaudited)	2
	Condensed Consolidated Statement of Changes in Stockholders’ Equity) for the three and nine months ended September 30, 2021 (unaudited) and for the period from July 27, 2020 (inception) to September, 2020 (unaudited)	3
	Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2021 (unaudited) and for period from July 27, 2020 (inception) to September 30, 2020 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	20

Signatures		21

i

PART I - FINANCIAL INFORMATION

GOOD WORKS II ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2021 (Unaudited)	December 31, 2020
ASSETS		-
Cash	$1,385,461	$3,000
Prepaid expenses and other	986,638	-
Total Current Assets	2,372,099	3,000
Cash and securities held in Trust Account	230,014,759	-
Total Assets	$232,386,858	$3,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued Expenses	$42,405	$2,450
Total Current Liabilities	42,405	2,450
Commitments and Contingencies
Common stock subject to possible redemption, 23,000,000 shares at September 30, 2021, at redemption value	230,000,000	-
Stockholders’ Equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 6,400,000 issued and outstanding shares on September 30, 2021 (excluding 23,000,000 shares subject to possible redemption) and 3,800,000 issued and outstanding shares on December 31, 2020	640	380
Additional paid-in capital	2,546,017	2,620
Accumulated deficit	(202,204)	(2,450)
Total Stockholders’ Equity	2,344,453	550
Total Liabilities and Stockholders’ Equity	$232,386,858	$3,000

See accompanying notes to unaudited condensed consolidated financial statements.

GOOD WORKS II ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30, 2021	For the Period from July 27, 2020 (inception) through September 30, 2020	For nine months ended September 30, 2021	For the Period from July 27, 2020 (inception) through September 30, 2020
Formation and operating costs	$212,360	$2,000	$214,513	$2,000
Loss from Operations	(212,360)	(2,000)	(214,513)	(2,000)

Other income (expense)
Interest income	14,759	-	14,759	-
Total other income (expense)	14,759	-	14,759	-

Net Loss	$(197,601)	$(2,000)	$(199,754)	$(2,000)
Basic and diluted weighted average redeemable common shares outstanding	19,750,000	-	6,655,678	-
Basic and diluted net loss per redeemable common share	$0.04	$-	$0.26	$-
Basic and diluted weighted average non-redeemable common shares outstanding	6,308,152	1,306,818	5,710,430	1,306,818
Basic and diluted net loss per non-redeemable common share	$(0.16)	$(0.00)	$(0.34)	$(0.00)

See accompanying notes to unaudited condensed consolidated financial statements.

GOOD WORKS II ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2021 (unaudited) and for the period from July 27, 2020 (inception) to September 30, 2020 (unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance- July 27, 2020 (inception)	-	-	-	-	-
Issuance of common stock to Founder	3,800,000	$380	$2,650		$3,000
Net loss	-	-	-	(2,000)	(2,000)
Balance- September 30, 2020	3,800,000	380	2,620	(2,000)	1,000

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2021	3,800,000	380	2,620	(2,450)	550
Issuance of common stock to Management	1,950,000	195	5,805	-	6,000
Cancellation of common stock by Founder	(1,166,666)	(117)	(804)	-	(921)
Issuance of common stock to Anchor Investors	1,166,666	117	804	-	921
Net loss	-	-	-	(935)	(935)
Balance -March 31, 2021	5,750,000	575	8,425	(3,385)	5,615
Issuance of common stock to Directors	240,000	24	165	-	189
Cancellation of common stock by Founder	(240,000)	(24)	(165)	-	(189)
Issuance of common stock	-	-	-	-	-
Net Loss	-	-	-	(1,218)	(1,218)
Balance - June 30, 2021	5,750,000	575	8,425	(4,603)	4,397
Shares issued in private placement	350,000	35	3,499,965	-	3,500,000
Shares issue to underwriter as compensation	300,000	30	2,999,970	-	3,000,000
Redeemable Shares accretion	-	-	(3,962,343)	-	(3,962,343)
Net Loss	-	-	-	(197,601)	(197,601)
Balance - September 30, 2021	6,400,000	$640	$2,546,017	$(202,204)	$2,344,453

GOOD WORKS II ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30, 2021	For the period from July 27, 2020 (inception) to September 30, 2020
Cash Flows from Operating Activities:
Net Loss	$(199,754)	$(2,000)
Changes in operating assets and liabilities:
Prepaid and other	(986,638)	-
Accrued expenses	39,955	2,000
Net cash used in operating activities	(1,146,437)	-

Cash Flows from Investing Activities:
Investments Held in Trust Account	(230,014,759)	-
Net cash used by investing activities	(230,014,759)	-

Cash Flows from Financing Activities:
Proceeds from sale of common stock	6,000	3,000
Proceeds from affiliate promissory note	150,000	-
Proceeds from sale of Units	230,000,000	-
Proceeds from sale of Private Placement Units	3,500,000	-
Payment of offering costs	(962,343)	-
Repayment of affiliate promissory note	(150,000)	-
Net cash provided by financing activities	232,543,657	3,000

Net change in cash	1,382,461	3,000
Cash at beginning of period	3,000	-
Cash at end of period	$1,385,461	$3,000

Non-Cash financing activities:
Issuance of common stock to underwriters for offering costs	$3,000,000	$-

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

As of September 30, 2021, the Company has not commenced operations. All activity for the period from July 27, 2020 (inception) through September 30, 2021 relates to the Company’s formation, initial public offering (“Initial Public Offering”) and activities in connection with the search for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account (defined below). The Company has selected December 31 as its fiscal year end.

On July 14, 2021, the Company completed the sale of 23,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $230,000,000 which is described in Note 3.

Simultaneous with the closing of the IPO, the Company completed the sale of 350,000 Private Units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to certain funds and accounts managed by Glazer Capital LLC, Magnetar Financial LLC, Mint Tower Capital Management B.V., Periscope Capital Inc., and Polar Asset Management Partners Inc. (collectively, the “Anchor Investors”), generating gross proceeds of $3,500,000, which is described in Note 4.

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

Note 1 – Description of Organization and Business Operations – (Continued)

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

Note 1 – Description of Organization and Business Operations – (Continued)

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $1.3 million in its operating bank account, and working capital of approximately $2.3 million.

The Company’s liquidity needs up to September 30, 2021 have been satisfied through a payment from the Sponsor for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $150,000 to cover certain offering costs prior to the consummation of the IPO. The promissory note was fully repaid as of July 14, 2021. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO and the private placement held outside of the Trust Account. In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Note 2 – Summary of Significant Accounting Policies – (Continued)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,385,461 and $3,000 as of September 30, 2021 and December 31, 2020, respectively.

Cash Held in Trust Account

At September 30, 2021, the assets held in the Trust Account consisted of cash equivalents in the amount of $230,014,759.

Offering costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the consolidated balance sheet date that are related to the IPO and were charged to stockholders’ equity upon the completion of the IPO. Accordingly, as of September 30, 2021, offering costs in the aggregate of $3,962,343 have been charged to stockholders’ equity (consisting of $600,000 in underwriters’ discount, $362,343 of direct and incremental fees related to the IPO and $3,000,000 related to the fair value for the 300,000 representative shares issued to I-Bankers).

Fair Value Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Note 2 – Summary of Significant Accounting Policies – (Continued)

Common Stock Subject to Possible Redemption

The Company accounts for common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. Our common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly 23,000,000 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. During the period ended September 30, 2021, the Company recorded an accretion of $3,962,343 in additional paid-in capital.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company recorded a full valuation allowance for all periods presented. As such the provisions for income taxes was zero for the nine months ended September 30, 2021 and the deferred tax asset was zero as of September 30, 2021 and December 31, 2020.

Net Income (loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable public share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the public redeemable shares and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 78% for the public shares and 22% for the non-redeemable shares for the three months ended September 30, 2021 and 54% for the public shares and 46% for the non-redeemable shares for the nine months ended September 30, 2021, reflective of the respective participation rights.

For the period ending September 30, 2021, there were no redeemable shares outstanding as a result the two-class method of income per share was not applicable.

Note 2 – Summary of Significant Accounting Policies – (Continued)

The earnings per share presented in the condensed statement of operations is based on the following:

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021
Net loss subject to possible redemption	$(197,601)	$(199,754)
Accretion of temporary equity to redemption value	(3,962,343)	(3,962,343)
Net loss including accretion of temporary equity to redemption value	$(4,159,943)	$(4,162,097)

	For the three months ended September 30, 2021		For the nine months ended September 30, 2021
	Redeemable Common Stock	Non-Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock
Basic and diluted net income (loss) per share
Numerator:
Allocation of net loss including accretion of temporary equity	$(3,152,905)	$(1,007,038)	$(2,240,121)	$(1,921,976)
Accretion of temporary equity to redemption value	3,962,343	-	3,962,343	-
Allocation of net income (loss)	$809,438	$(1,007,038)	$1,722,222	$(1,921,976)

Denominator:
Weighted-average shares outstanding	19,750,000	6,308,152	6,655,678	5,710,430
Basic and diluted net income (loss) per share	$0.04	$(0.16)	$0.26	$(0.34)

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options for convertible instruments and introducing other changes. As a result of ASU No. 2020-06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASCU No. 2020-06 upon its incorporation. The impact to our balance sheet, statement of operations and cash flows was not material.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 – Initial Public Offering

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

Note 4 – Private Placement

Simultaneously with the closing of the IPO, the Anchor Investors purchased an aggregate of 350,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $3,500,000, in a private placement. Each Private Unit consists of one share of common stock (“Private Share”) and one-half of one warrant (“Private Warrant”). Each whole Private Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the Private Units was added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

Note 5 – Related Party Transactions

Founder Shares

In September 2020, I-B Good Works II, LLC (the “Sponsor”), and the Company’s officers and directors (collectively, the “Founders”) purchased an aggregate of 4,312,500 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $3,000. In February 2021, Sponsor forfeited 512,500 Founders Shares and the certain of our officers and directors purchased 1,950,000 Founder Shares for an aggregate purchase price of approximately $6,000, or approximately $0.003 per share. In March 2021, the Sponsor forfeited an aggregate of 1,166,666 Founder Shares and our Anchor Investors purchased an aggregate of 1,166,666 shares for an aggregate purchase price of $921. In April 2021, the Sponsor forfeited an aggregate of 240,000 Founder Shares and certain of our directors purchased an aggregate of 240,000 shares for a purchase price of approximately $189.

Of the Founder Shares, several of the Founders were holding an aggregate of 750,000 shares which they have agreed to contribute to a not-for-profit organization that is mutually acceptable to them and the Company’s board of directors within six months after the IPO or such shares will be forfeited and cancelled.

The Founders and Anchor Investor have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of (1) one year after the completion of the Business Combination and (2) the date on which the Company consummates a liquidation, merger, capital stock exchange, reorganization, or other similar transaction after the Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.

Related Party Loans

On February 12, 2021, the Company issued an unsecured promissory note to IBS Holding Corporation (the “Promissory Note”), an affiliate of the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $425,000. The Promissory Note was non-interest bearing and was paid in full upon the closing of the IPO.

Note 5 – Related Party Transactions – (Continued)

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

Note 6 – Commitments

Registration Rights

The holders of the Founder Shares, as well as the holders of the Private Units and any Private Warrants or Private Units that may be issued in payment of Working Capital Loans made to the Company (and all underlying securities), are entitled to registration rights pursuant to an agreement executed prior to the effective date of IPO. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founders Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Representative Shares, Private Units and Private Warrants or Private Units issued in payment of Working Capital Loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7 – Stockholders’ Equity

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were 6,400,000 (excluding 23,400,000 common stock subject to possible redemption) and 3,800,000 shares of common stock issued and outstanding, respectively. Refer to Note 3 for discussion of the initial public offering that occurred on July 14, 2021.

Warrants - The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Public Offering. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption;

●	if, and only if, the reported last sale price of the shares of common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the warrants.

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

Note 8 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up the date that the financial statements were issued. The Company identified no subsequent events as of the date that the financial statements were issued.

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

For the nine months ended September 30, 2021, we had a net loss of $199,754 which consisted of expenses incurred.

Liquidity and Capital Resources

As of September 30, 2021 we had $1,385,461 of cash.

Through September 30, 2021, the Company’s liquidity needs were satisfied through payment from the Sponsor for the Founder Shares, the remaining net proceeds from the Initial Public Offering and sale of the Private Placement Warrants.

Pursuant to the IPO on July 14, 2021 the Company sold 23,000,000 Units (including 3,000,000 Units of over-allotment options that was fully exercised) at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one-half of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7). An aggregate of $10.00 per Unit sold in the Initial Public Offering was held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of September 30, 2021, $230,014,759 of the IPO proceeds was held in the Trust Account. In addition, $1,385,461 of cash is not held in the Trust Account and is available for working capital purposes.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangement as of September 30, 2021.

Contractual Obligations

As of September 30, 2021, we did not have any long-term debt, capital or operating lease obligations.

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

Prior to the closing of this offering, we have not completed an assessment, nor has our independent registered public accounting firm tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Many small and mid-sized target businesses we may consider for our initial business combination may have internal controls that need improvement in areas such as:

●	staffing for financial, accounting and external reporting areas, including segregation of duties;

●	reconciliation of accounts;

●	proper recording of expenses and liabilities in the period to which they relate;

●	evidence of internal review and approval of accounting transactions;

●	documentation of processes, assumptions and conclusions underlying significant estimates; and documentation of accounting policies and procedures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus filed with the SEC on July 13, 2021. As of the date of this report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 14, 2021, we consummated the Initial Public Offering of 23,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $230,000,000. I-Bankers Securities, Inc. acted as representative of the underwriters in the offering sole book-running manager, of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-254462). The SEC declared the registration statements effective on July 9, 2021.

Simultaneously with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 350,000 units (the “Private Placement Units”) to certain investors at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $3,500,000. The Private Placement Units are identical to the Units sold in the IPO except that the private placement warrants included in the Private Placement Units: (i) will not be redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, as described in the Registration Statement, in each case so long as they are held by the initial purchasers or any of their permitted transferees. If the private placement warrants are held by holders other than the initial purchasers or any of their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the Units sold in the IPO. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Units, an aggregate of $230,000,000 was placed in the Trust Account.

We paid a total of $600,000 in underwriting discounts and commissions and approximately $362,373 for other costs and expenses related to the Initial Public Offering. In addition, we engaged I-Bankers Securities, Inc. as an advisor and agreed to pay them a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of IPO (exclusive of any applicable finders’ fees which might become payable).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Management contract or compensatory plan, contract or arrangement.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOOD WORKS II ACQUISITION CORPORATION

SIGNATURE	TITLE	DATE

/s/ Douglas Wurth	Chief Executive Officer	October 29, 2021
Douglas Wurth	(principal executive officer)

/s/ Cary Grossman	President and Chief Financial Officer	October 29, 2021
Cary Grossman	(principal financial and accounting officer)