Form 10-K/A
period 2021-12-31
Good Works II Acquisition Corp.
filed 2022-03-03
CIK 1850487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Due to a filing error, the Annual Report on Form 10-K filed by Good Works II Acquisition Corp. with the Securities and Exchange Commission on February 17, 2022 (the “Original Form 10-K”): (i) included an error in the first sentence of the following Risk Factor: “Since our initial stockholders, including our sponsor, officers and directors, will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.”; (ii) omitted Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections; (iii) included an incorrect draft report of the Company’s independent registered public accounting firm; and (iv) included an error in the Statements of Changes in Stockholders’ Equity that stated the net loss for the year ended December 31, 2021 was $301,855 instead of $501,609.

This Amendment No. 1 to the Original Form 10-K (the “Form 10-K/A”) is being filed solely for the purpose of correcting such errors.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Form 10-K, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the Original Form 10-K. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing of the Original Form 10-K.

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

Our sponsor, officers, directors, certain non-profits and anchor investors, hold 5,750,000 founder shares. The founder shares will be worthless if we do not complete an initial business combination. In addition, the anchor investors have purchased an aggregate of 350,000 private placement units at $10.00 per unit for an aggregate purchase price of $3,500,000 that will also be worthless if we do not complete a business combination.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

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

3.	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 of the Current Report on Form 8-K filed July 15, 2021)
3.2	Bylaws (incorporated by reference to exhibit 3.4 of the Form S-1 file no. 333-254462)
4.1	Warrant Agreement, dated July 9, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to exhibit 4.1 of the Current Report on Form 8-K filed July 15, 2021)
4.2 **	Description of Registrant’s Securities
10.1	Letter Agreement, dated July 9, 2021, by and among the Company, I-B Good Works 2, LLC and each of the officers and directors of the Company (incorporated by reference to exhibit 10.1 of the Current Report on Form 8-K filed July 15, 2021)
10.2	Investment Management Trust Agreement, dated July 9, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to exhibit 10.2 of the Current Report on Form 8-K filed July 15, 2021)
10.3	Form of Registration Rights Agreement among the Registrant and certain security holders (incorporated by reference to exhibit 10.3 of the Current Report on Form 8-K filed July 15, 2021)
10.4	Form of Indemnity Agreement (incorporated by reference to exhibit 10.7 of the Form S-1 file no. 333-254462)
10.5	Administrative Services Agreement, dated July 9, 2021, by and between the Company and Shoreline Capital Advisors, LLC (incorporated by reference to exhibit 10.4 of the Current Report on Form 8-K filed July 15, 2021)
10.6	Business Combination Marketing Agreement dated July 9, 2021 between the Registrant and I-Bankers Securities, Inc. (incorporated by reference to exhibit 1.2 of the Current Report on Form 8-K filed July 15, 2021)
14	Code of Ethics (incorporated by reference to exhibit 14 of the Form S-1 file no. 333-254462)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Previously filed.

ITEM 16. FORM 10-K SUMMARY

None.

GOOD WORKS II ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (Ham, Langston & Brezina, L.L.P.; Houston, Texas; PCAOB ID # 298)	F-2

Balance Sheets as of December 31, 2021 and December 31, 2020	F-3

Statements of Operations for the year ended December 31, 2021 and for the period from July 27, 2020 (inception) to December 31, 2020	F-4

Statements of Changes in Stockholders’ Equity for the period from July 27, 2020 (Inception) through December 31, 2020 and for the Year Ended December 31, 2021	F-5

Statements of Cash Flows for the year ended December 31, 2021 and for the period from July 27, 2020 (inception) to December 31, 2020	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Good Works II Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Good Works II Acquisition Corp. (the “Company”) as of December 31, 2021 and December 31, 2020 and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2021 and for the period from July 27, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from July 27, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by October 14, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Ham, Langston & Brezina, llp

We have served as the Company’s auditor since 2021.

Houston, TX

February 17, 2022

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

GOOD WORKS II ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 AND
FOR THE YEAR ENDED DECEMBER 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - July 27, 2020 (inception)	-	-	-	-	-
Issuance of common stock to Founder	3,800,000	$380	$2,620		$3,000
Net loss	-	-	-	(2,450)	(2,450)
Balance - December 31, 2020	3,800,000	380	2,620	(2,450)	550

Issuance of common stock to Management	1,950,000	195	5,805	-	6,000
Cancellation of common stock by Founder	(1,166,666)	(117)	(804)	-	(921)
Issuance of common stock to Anchor Investors	1,166,666	117	804	-	921
Issuance of common stock to Directors	240,000	24	165	-	189
Cancellation of common stock by Founder	(240,000)	(24)	(165)	-	(189)
Issuance of common stock in private placement	350,000	35	3,499,965	-	3,500,000
Issuance of common stock to underwriter as compensation	300,000	30	2,999,970	-	3,000,000
Accretion of common stock subject to redemption	-	-	(3,962,343)	-	(3,962,343)
Net Loss	-	-	-	(501,609)	(501,609)
Balance - December 31, 2021	6,400,000	$640	$2,546,017	$(504,059)	$2,042,598

The accompanying notes are an integral part of these financial statements.

GOOD WORKS II ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2021	For the period from July 27, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(501,609)	$(2,450)
Changes in operating assets and liabilities:
Prepaid and other	(820,787)	-
Accrued expenses	148,269	2,450
Net cash used in operating activities	(1,174,127)	-

Cash Flows from Investing Activities:
Investments Held in Trust Account	(230,036,932)	-
Net cash used by investing activities	(230,036,932)	-

Cash Flows from Financing Activities:
Proceeds from sale of common stock	6,000	3,000
Proceeds from affiliate promissory note	150,000	-
Proceeds from sale of units	230,000,000	-
Proceeds from sale of private placement units	3,500,000	-
Payment of offering costs	(962,343)	-
Repayment of affiliate promissory note	(150,000)	-
Net cash provided by financing activities	232,543,657	3,000

Net change in cash	1,332,598	3,000
Cash at beginning of period	3,000	-
Cash at end of period	$1,335,598	$3,000

Non-Cash financing activities:
Issuance of common stock to underwriters for offering costs	$3,000,000	$-

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

Date: March 3, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fred Zeidman	Chairman	March 3, 2022
Fred Zeidman

/s/ Cary Grossman	President, Chief Financial Officer and Director	March 3, 2022
Cary Grossman	(Principal Financial and Accounting Officer)

/s/ Douglas Wurth	Chief Executive Officer and Director	March 3, 2022
Douglas Wurth	(Principal Executive Officer)

/s/ Jeffrey A. Rosen	Director	March 3, 2022
Jeffrey A. Rosen

/s/ Linda L. Addison	Director	March 3, 2022
Linda L. Addison

/s/ Stephen J. Harper	Director	March 3, 2022
Stephen J. Harper

/s/ Adelmo Lopez	Director	March 3, 2022
Adelmo Lopez