Form 10-Q
period 2022-03-31
Good Works II Acquisition Corp.
filed 2022-05-03
CIK 1850487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The registrant had 29,400,000 shares of Common Stock, $0.0001 par value, issued and outstanding at May 3, 2022.

i

PART I - FINANCIAL INFORMATION

GOOD WORKS II ACQUISITION CORP.

BALANCE SHEETS

(UNAUDITED)

	As of
	March 31, 2022	December 31, 2021

ASSETS
Cash	$1,086,643	$1,335,598
Prepaid expenses and other	727,419	820,787
Total Current Assets	1,814,062	2,156,385
Investment held in Trust Account	230,098,376	230,036,932
Total Assets	$231,912,438	$232,193,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued Expenses	$58,500	$150,719
Total Current Liabilities	58,500	150,719

Commitments and Contingencies
Common stock subject to possible redemption, 23,000,000 shares at March 31, 2022 and December 31, 2021, at redemption value	230,000,000	230,000,000

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 6,400,000 shares issued and outstanding on March 31, 2022 and December 31, 2021 (excluding 23,000,000 shares subject to possible redemption)	640	640
Additional paid-in capital	2,546,017	2,546,017
Accumulated deficit	(692,719)	(504,059)
Total Stockholders’ Equity	1,853,938	2,042,598
Total Liabilities and Stockholders’ Equity	$231,912,438	$232,193,317

The accompanying notes are an integral part of these financial statements.

GOOD WORKS II ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Formation and operating costs	$287,037	$935
Loss from operations	(287,037)	(935)

Other Income (expense)
Income on Investment held in Trust Account	98,377	-
Total Other Income (expense)	98,377	-

Net Loss	$(188,660)	$(935)

Basic and diluted weighted average redeemable common shares outstanding	23,000,000	-
Basic and diluted net loss per redeemable common share	$(0.01)	$-
Basic and diluted weighted average non-redeemable common shares outstanding	6,400,000	4,068,333
Basic and diluted net loss per non-redeemable common share	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

GOOD WORKS II ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2021	6,400,000	$640	$2,546,017	$(504,059)	$2,042,598
Net Loss	-	-	-	(188,660)	(188,660)
Balance – March 31, 2022	6,400,000	$640	$2,546,017	$(692,719)	$1,853,938

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2020	3,800,000	$380	$2,620	$(2,450)	$550
Issuance of common stock to Management and Anchor Investors	1,950,000	195	5,805	-	6,000
Net Loss	-	-		(935)	(935)
Balance – March 31, 2021	5,750,000	$575	$8,425	$(3,385)	$5,615

The accompanying notes are an integral part of these financial statements.

GOOD WORKS II ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(188,660)	$(935)
Interest on investment held in Trust Account	(61,444)	-
Changes in operating assets and liabilities:
Prepaid and other	93,368	-
Accrued expenses	(92,219)	(1,434)
Net cash used in operating activities	(248,955)	(2,369)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	6,000
Proceeds from affiliate promissory note	-	125,000
Payment of offering costs	-	(53,573)
Net cash provided by financing activities	-	77,427

Net change in cash	(248,955)	75,058
Cash at beginning of period	1,335,598	3,000
Cash at end of period	$1,086,643	$78,058
Cash paid for taxes	$97,242	$-

The accompanying notes are an integral part of these financial statements.

GOOD WORKS II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

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

As of March 31, 2022, the Company has not commenced operations. All activity for the period from July 27, 2020 (inception) through March 31, 2022 relates to the Company’s formation, initial public offering (“Initial Public Offering”) and activities in connection with the search for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account (defined below). The Company has selected December 31 as its fiscal year end.

Initial Public Offering

On July 14, 2021, the Company completed the sale of 23,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”, and with respect to the holders of those shares, “Public Stockholders”) at $10.00 per Unit, generating gross proceeds of $230,000,000 which is described in Note 3.

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

The Sponsor and the Company’s management and Directors have agreed (a) to waive their redemption rights with respect to their Founder Shares and any Public Shares held by them in connection with the completion of a Business Combination, (b) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to consummate a Business Combination and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation that would affect a public stockholders’ ability to convert or sell their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. The Anchor Investors have agreed (a) to waive their redemption rights with respect to their Founder Shares and Private Shares held in connection with the completion of a Business Combination, and (b) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Shares if the Company fails to consummate a Business Combination.

The Company has 15 months from the closing of the Public Offering to complete a Business Combination (the “Combination Period”, unless it undertakes to extend the Combination Period, which would require an amendment to the Company's Amended and Restated Certificate of Incorporation, which may not be affected unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per Public Share, except as to any claims by a third party who executed an agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had approximately $1.1 million in its operating bank account and working capital of approximately $1.8 million.

The Company’s liquidity needs up to July 14, 2021, the date of the IPO, were satisfied through a payment from the Sponsor for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $150,000 to cover certain offering costs prior to the consummation of the IPO. The promissory note was fully repaid as of July 14, 2021. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO and the private placement held outside of the Trust Account. In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 4). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, it may have insufficient funds available to operate prior to the Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Business Combination or because it may become obligated to redeem a significant number of Public Shares upon consummation of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of the Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,086,643 and $1,335,598 as of March 31, 2022 and December 31, 2021, respectively.

Cash and securities held in Trust Account

As of March 31, 2022 and December 31, 2021, the assets held in the Trust Account consisted of cash and U.S. Treasury securities in the amount of $230,098,376 and $230,036,932, respectively. During the three months ended March 31, 2022, the Company withdrew $36,932 from the Trust in accordance with the Trust Agreement to pay its taxes, if any.

Offering costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the consolidated balance sheet date that are related to the IPO and were charged to stockholders’ equity upon the completion of the IPO. Accordingly, as of March 31, 2022 and December 31, 2021, offering costs in the aggregate of $3,962,343 have been charged to stockholders’ equity (consisting of $600,000 in underwriters’ discount, $362,343 of direct and incremental fees related to the IPO and $3,000,000 related to the excess of the fair value over consideration received, for the 300,000 representative shares issued to I-Bankers)

Fair Value Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

The Company accounts for common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. Accordingly, 23,000,000 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. On July 14, 2021, the Company recorded an accretion of $3,962,343 in additional paid-in capital.

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

The Company recorded a full valuation allowance for all periods presented. As such the provision for income taxes was zero for the three months ended March 31, 2022 and the deferred tax asset was zero as of March 31, 2022 and December 31, 2021.

Net Income (loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating income per share of common stock. Accretion associated with the redeemable shares of common stock is excluded from income per common share as the redemption value approximates fair value.

The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common share:

	For the three months ended March 31, 2022		For the three months ended March 31, 2021
	Redeemable Common Stock	Non-Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(147,591)	$(41,069)	$-	$(935)

Denominator:
Weighted-average shares outstanding	23,000,000	6,400,000	-	4,068,333
Basic and diluted net loss per share	$(0.01)	$(0.01)	$-	$(0.00)

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options for convertible instruments and introducing other changes. As a result of ASU No. 2020-06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU No. 2020-06 upon its incorporation. The impact to our balance sheet, statement of operations and cash flows was not material.

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

Note 4 – Private Placement

Simultaneously with the closing of the IPO, the Anchor Investors purchased an aggregate of 350,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $3,500,000, in a private placement. Each Private Unit consists of one share of common stock (“Private Share”) and one-half of one warrant (“Private Warrant”). Each whole Private Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the Private Units were added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

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

Of the Founder Shares, several of the Founders were holding an aggregate of 750,000 shares which they had agreed to contribute to a not-for-profit organization that is mutually acceptable to them and the Company’s board of directors within six months after the IPO or such shares were to be forfeited and cancelled. These shares were transferred to not-for-profit organizations within the six-month period and as such are no longer subject to forfeiture or cancellation.

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

Administrative Support Agreement

The Company agreed, commencing on the Effective Date of the registration statement through the earlier of the Company’s consummation of a Business Combination and the liquidation of the Trust Account, to pay an affiliate of one of the Company’s executive officers $10,000 per month for office space, utilities and secretarial and administrative support. The Company has incurred $90,000 pursuant to this agreement through March 31, 2022.

Note 6 – Investment Held in Trust Account

As of March 31, 2022, investment in the Company’s Trust Account consisted of $1,069 in a money market account and $230,097,307 in U.S. Treasury Securities. All of the U.S. Treasury Securities matured on December 31, 2021 and were reinvested in U.S. Treasury Securities maturing June 30, 2022. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on March 31, 2022 are as follows:

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2022
Cash held in Trust Account	$1,069	$-	$-	$1,069
U.S. Treasury Securities	230,097,307	-	(178,549)	229,918,758
	$230,098,376	$-	$(178,549)	$229,919,827

Note 7 – Commitments and Contingencies

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

Note 8 – Stockholders’ Equity

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 6,400,000 (excluding 23,000,000 common stock subject to possible redemption) and 6,400,000 shares of common stock issued and outstanding, respectively. Refer to Note 3 for discussion of the initial public offering that occurred on July 14, 2021.

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

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company identified no subsequent events as of the date that the financial statements were issued.

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

As of March 31, 2022, a total of $230,098,376 of the net proceeds from the IPO (including the partial exercise of the over-allotment option) and the Private Placements were in a trust account established for the benefit of the Company’s public shareholders. The trust fund account is invested in interest-bearing U.S. government securities and the income earned on those investments is also for the benefit of our public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Results of Operations and Known Trends or Future Events

As of March 31, 2022, we have not commenced any operations. All activity for the period from July 27, 2020 (inception) through March 31, 2022, relates to our formation and initial public offering (“Public Offering” of “IPO”) that occurred on July 14, 2021, and, since the completion of the IPO, searching for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below). There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements, December 31, 2021.

For the three months ended March 31, 2022, we had a net loss of $188,660 which consisted of $287,037 in operating expenses incurred offset by $98,377 in interest income from investments held in the Trust Account.

For the three months ended March 31, 2021, we had a net loss of $935 which consisted of operating expenses incurred.

The loss in the quarter ended March 31, 2022 was greater than the loss in the quarter ended March 31, 2021 because the Company had not yet completed its IPO.

Liquidity and Capital Resources

As of March 31, 2022, we had cash outside our trust account of $1,086,643, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

Pursuant to the IPO on July 14, 2021 the Company sold 23,000,000 Units (including 3,000,000 Units of over-allotment options that was fully exercised) at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one-half of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. An aggregate of $10.00 per Unit sold in the Initial Public Offering was held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of March 31, 2022, $230,098,376 of the IPO proceeds was held in the Trust Account. In addition, $1,086,643 of cash is not held in the Trust Account and is available for working capital purposes.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangement as of March 31, 2022.

Contractual Obligations

As of March 31, 2022, we did not have any long-term debt, capital or operating lease obligations.

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

Common Stock Subject to Possible Redemption

We account for common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 23,000,000 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet at March 31, 2022 and December 31, 2021.

Net Income (loss) Per Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. We apply the two-class method in calculating income per share of common stock. Accretion associated with the redeemable shares of common stock is excluded from income per common share as the redemption value approximates fair value.

The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2022 and December 31, 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in our earnings. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any material market or interest rate risk. Following the consummation of our Public Offering, the net proceeds of the Public Offering and the Private Placement, including amounts in the Trust Account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Form 10-K/A filed with the SEC on March 3, 2022. As of the date of this report, there have been no material changes to the risk factors disclosed in our Form 10-K/A filed with the SEC.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes— Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD WORKS II ACQUISITION CORP.

Date: May 3, 2022	By:	/s/ Douglas Wurth
	Name:	Douglas Wurth
	Title:	Chief Executive Officer

	By:	/s/ Cary Grossman
	Name:	Cary Grossman
	Title:	President and Chief Financial Officer