Form 10-Q
period 2022-06-30
Good Works II Acquisition Corp.
filed 2022-07-27
CIK 1850487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The registrant had 29,400,000 shares of Common Stock, $0.0001 par value, issued and outstanding at July 27, 2022.

i

PART I - FINANCIAL INFORMATION

GOOD WORKS II ACQUISITION CORP.

BALANCE SHEETS

(UNAUDITED)

	As of
	June 30, 2022	December 31, 2021

ASSETS
Cash	$1,030,654	$1,335,598
Prepaid expenses and other	577,766	820,787
Total Current Assets	1,608,420	2,156,385
Investment held in Trust Account	230,214,069	230,036,932
Total Assets	$231,822,489	$232,193,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued Expenses	$107,500	$150,719
Total Current Liabilities	107,500	150,719

Commitments and Contingencies
Common stock subject to possible redemption, 23,000,000 shares at June 30, 2022 and December 31, 2021, at redemption value	230,000,000	230,000,000

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 6,400,000 shares issued and outstanding on June 30, 2022 and December 31, 2021 (excluding 23,000,000 shares subject to possible redemption)	640	640
Additional paid-in capital	2,546,017	2,546,017
Accumulated deficit	(831,668)	(504,059)
Total Stockholders’ Equity	1,714,989	2,042,598
Total Liabilities and Stockholders’ Equity	$231,822,489	$232,193,317

The accompanying notes are an integral part of these financial statements.

GOOD WORKS II ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Formation and operating costs	$254,641	$1,218	$541,678	$2,153
Loss from operations	(254,641)	(1,218)	(541,678)	(2,153)

Other Income (expense)
Income on Investment held in Trust Account	115,692	-	214,069	-
Total Other Income (expense)	115,692	-	214,069	-

Net Loss	$(138,949)	$(1,218)	$(327,609)	$(2,153)

Basic and diluted weighted average redeemable common shares outstanding	23,000,000	-	23,000,000	-
Basic and diluted net loss per redeemable common share	$(0.00)	$-	$(0.01)	$-
Basic and diluted weighted average non-redeemable common shares outstanding	6,400,000	$5,000,000	6,400,000	4,536,740
Basic and diluted net loss per non-redeemable common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

GOOD WORKS II ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2021	6,400,000	$640	$2,546,017	$(504,059)	$2,042,598
Net Loss	-	-	-	(188,660)	(188,660)
Balance – March 31, 2022	6,400,000	640	2,546,017	(692,719)	1,853,938
Net loss	-	-	-	(138,949)	(138,949)
Balance – June 30, 2022	6,400,000	$640	2,546,017	$(831,668)	$1,714,989

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2020	3,800,000	$380	$2,620	$(2,450)	$550
Issuance of common stock to Management and Anchor Investors	1,950,000	195	5,805	-	6,000
Net Loss	-	-		(935)	(935)
Balance –March 31, 2021	5,750,000	575	8,425	(3,385)	5,615
Net loss	-	-	-	(1,218)	(1,218)
Balance – June 30, 2021	5,750,000	$575	$8,425	$(4,063)	$4,397

The accompanying notes are an integral part of these financial statements.

GOOD WORKS II ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30, 2022	For the six months ended June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(327,609)	$(2,153)
Interest on investment held in Trust Account	(214,069)	-
Changes in operating assets and liabilities:
Prepaid and other	243,021	-
Accrued expenses	(43,219)	187,300
Net cash used in operating activities	(341,876)	185,147

Cash Flows from Investing Activities:
Proceeds from sale of Treasury Securities	229,999,413	-
Purchase of Treasury Securities	(229,999,413)	-
Proceeds from investment held in Trust Account withdrawn to pay taxes	36,932
Net cash provided by investing activities	36,932	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	6,000
Proceeds from affiliate promissory note	-	150,000
Payment of offering costs	-	(315,793)
Net cash provided by financing activities	-	(159,793)

Net change in cash	(304,944)	25,354
Cash at beginning of period	1,335,598	3,000
Cash at end of period	$1,030,654	$28,354

Supplemental Cash Flow Information:
Cash paid for taxes	$97,242	$-

The accompanying notes are an integral part of these financial statements.

GOOD WORKS II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

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

As of June 30, 2022, the Company has not commenced operations. All activity for the period from July 27, 2020 (inception) through June 30, 2022 relates to the Company’s formation, initial public offering (“Initial Public Offering”) and activities in connection with the search for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account (defined below).

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

Liquidity and Capital Resources

As of June 30, 2022, the Company had approximately $1.0 million in its operating bank account and working capital of approximately $1.5 million.

The Company’s liquidity needs up to July 14, 2021, the date of the IPO, were satisfied through a payment from the Sponsor for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $150,000 to cover certain offering costs prior to the consummation of the IPO. The promissory note was fully repaid as of July 14, 2021. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO and the private placement held outside of the Trust Account. In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 4). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,030,654 and $1,335,598 as of June 30, 2022 and December 31, 2021, respectively.

Cash and securities held in Trust Account

As of June 30, 2022 and December 31, 2021, the assets held in the Trust Account consisted of cash and U.S. Treasury securities in the amount of $230,214,069 and $230,036,932, respectively. During the three and six months ended June 30, 2022, the Company withdrew $0 and $36,932, respectively, from the Trust in accordance with the Trust Agreement to pay its taxes.

Offering costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the consolidated balance sheet date that are related to the IPO and were charged to stockholders’ equity upon the completion of the IPO. Accordingly, as of June 30, 2022 and December 31, 2021, offering costs in the aggregate of $3,962,343 have been charged to stockholders’ equity (consisting of $600,000 in underwriters’ discount, $362,343 of direct and incremental fees related to the IPO and $3,000,000 related to the excess of the fair value over consideration received, for the 300,000 representative shares issued to I-Bankers)

Fair Value Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company recorded a full valuation allowance for all periods presented. As such the provision for income taxes was zero for the three and six months ended June 30, 2022 and the deferred tax asset was zero as of June 30, 2022 and December 31, 2021.

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

The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

The following tables reflect the calculation of basic and diluted net loss per common share:

	For the three months ended June 30, 2022		For the three months ended June 30, 2021
	Redeemable Common Stock	Non-Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(108,702)	$(30,247)	$—	$(1,218)

Denominator:
Weighted-average shares outstanding	23,000,000	6,400,000	—	5,000,000
Basic and diluted net loss per share	$(0.00)	$(0.00)	$—	$(0.00)

	For the six months ended June 30, 2022		For the six months ended June 30, 2021
	Redeemable Common Stock	Non-Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(256,293)	$(71,316)	$—	$(2,153)

Denominator:
Weighted-average shares outstanding	23,000,000	6,400,000	—	4,536,740
Basic and diluted net loss per share	$(0.01)	$(0.01)	$—	$(0.00)

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

Note 5 – Related Party Transactions

Founder Shares

In September 2020, I-B Good Works II, LLC (the “Sponsor”), and the Company’s officers and directors (collectively, the “Founders”) purchased an aggregate of 4,312,500 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $3,000. In February 2021, Sponsor forfeited 512,500 Founders Shares and the certain of our officers and directors purchased 1,950,000 Founder Shares for an aggregate purchase price of approximately $6,000, or approximately $0.003 per share. In March 2021, the Sponsor forfeited an aggregate of 1,166,666 Founder Shares and the Company’s Anchor Investors purchased an aggregate of 1,166,666 shares for an aggregate purchase price of $921. In April 2021, the Sponsor forfeited an aggregate of 240,000 Founder Shares and certain of the Company’s directors purchased an aggregate of 240,000 shares for a purchase price of approximately $189.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, Sponsor and its designees may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Units of the post Business Combination entity at a price of $10.00 per Private Unit. The Private Units are identical to the Private Units issued in the private placement.

Administrative Support Agreement

The Company agreed, commencing on the Effective Date of the registration statement through the earlier of the Company’s consummation of a Business Combination and the liquidation of the Trust Account, to pay an affiliate of one of the Company’s executive officers $10,000 per month for office space, utilities and secretarial and administrative support. The Company has incurred $120,000 pursuant to this agreement through June 30, 2022.

Note 6 – Investment Held in Trust Account

As of June 30, 2022, the investment in the Company’s Trust Account consisted of $230,214,069 in a money market account and $0 in U.S. Treasury Securities. All of the U.S. Treasury Securities matured on June 30, 2022 and upon maturity, the funds were moved into a money market fund. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on June 30, 2022 are as follows:

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2022
Cash held in Trust Account	$230,214,069	$—	$—	$230,214,069
U.S. Treasury Securities	—	—	—	—
	$230,214,069	$—	$—	$230,214,069

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

Note 8 – Stockholders’ Equity

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 6,400,000 (excluding 23,000,000 shares of common stock subject to possible redemption) and 6,400,000 shares of common stock issued and outstanding, respectively. Refer to Note 3 for discussion of the initial public offering that occurred on July 14, 2021.

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

As of June 30, 2022, a total of $230,214,069 of the net proceeds from the IPO (including the partial exercise of the over-allotment option) and the Private Placements were in a trust account established for the benefit of the Company’s public shareholders. The trust fund account is generally invested in interest-bearing U.S. government securities and the income earned on those investments is also for the benefit of our public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Results of Operations and Known Trends or Future Events

As of June 30, 2022, we have not commenced any operations. All activity for the period from July 27, 2020 (inception) through June 30, 2022, relates to our formation and initial public offering (“Public Offering” of “IPO”) that occurred on July 14, 2021, and, since the completion of the IPO, searching for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below). There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements, December 31, 2021.

For the three months ended June 30 2022, we had a net loss of $138,949 which consisted of $254,641 in operating expenses incurred offset by $115,692 in interest income from investments held in the Trust Account. For the six months ended June 30 2022, we had a net loss of $327,609 which consisted of $541,678 in operating expenses incurred offset by $214,069 in interest income from investments held in the Trust Account.

For the three months ended June 30, 2021, we had a net loss of $1,218 which consisted of operating expenses incurred. For the six months ended June 30, 2021, we had a net loss of $2,153 which consisted of operating expenses incurred.

The loss in the three and six months ended June 30, 2022 was greater than the losses in the three and six months ended June 30, 2021 because the Company had not yet completed its IPO as of June 30, 2021.

Liquidity and Capital Resources

As of June 30, 2022, we had cash outside our trust account of $1,030,654 available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use prior to an initial business combination.

Pursuant to the IPO on July 14, 2021 the Company sold 23,000,000 Units (including 3,000,000 Units of over-allotment options that was fully exercised) at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one-half of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. An aggregate of $10.00 per Unit sold in the Initial Public Offering was held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of June 30, 2022, $230,214,069 of the IPO proceeds were held in the Trust Account. In addition, $1,030,654 of cash is not held in the Trust Account and is available for working capital purposes.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangement as of June 30, 2022.

Contractual Obligations

As of June 30, 2022, we did not have any long-term debt, capital or operating lease obligations.

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

Common Stock Subject to Possible Redemption

We account for common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 23,000,000 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet at June 30, 2022 and December 31, 2021.

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

The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2022 and June 30, 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in our earnings. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we were not subject to any material market or interest rate risk. Following the consummation of our Public Offering, the net proceeds of the Public Offering and the Private Placement, including amounts in the Trust Account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes— Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD WORKS II ACQUISITION CORP.

Date: July 27, 2022	By:	/s/ Cary Grossman
	Name:	Cary Grossman
	Title:	Chief Executive Officer, President and Chief Financial Officer