Form 10-Q
period 2022-09-30
Good Works II Acquisition Corp.
filed 2022-10-25
CIK 1850487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The registrant had 8,874,470 shares of Common Stock, $0.0001 par value, issued and outstanding at October 25, 2022.

i

PART I - FINANCIAL INFORMATION

GOOD WORKS II ACQUISITION CORP.

BALANCE SHEETS

(UNAUDITED)

	As of
	September 30, 2022	December 31, 2021
ASSETS
Cash	$699,231	$1,335,598
Prepaid expenses and other	437,941	820,787
Total Current Assets	1,137,172	2,156,385
Investment held in Trust Account	231,258,637	230,036,932
Total Assets	$232,395,809	$232,193,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued Expenses	$434,381	$150,719
Total Current Liabilities	434,381	150,719

Commitments and Contingencies
Common stock subject to possible redemption, 23,000,000 shares at September 30, 2022 and December 31, 2021, at redemption value	230,828,692	230,000,000

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 6,400,000 shares issued and outstanding on September 30, 2022 and December 31, 2021 (excluding 23,000,000 shares subject to possible redemption)	640	640
Additional paid-in capital	1,717,325	2,546,017
Accumulated deficit	(585,229)	(504,059)
Total Stockholders’ Equity	1,132,736	2,042,598
Total Liabilities and Stockholders’ Equity	$232,395,809	$232,193,317

The accompanying notes are an integral part of these financial statements.

GOOD WORKS II ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Formation and operating costs	$361,997	$212,360	$897,234	$214,513
Business combination costs	216,498	-	222,939	-
Loss from operations	(578,495)	(212,360)	(1,120,173)	(214,513)

Other Income
Interest income	-	14,759	-	14,759
Income on Investment held in Trust Account	1,044,568	-	1,258,637	-
Total Other Income	1,044,568	14,759	1,258,637	14,759

Income before Income Tax Expense	466,073	(197,601)	138,464	(199,754)
Income Tax Expense	(219,634)	-	(219,634)	-
Net Income (Loss)	$246,439	$(197,601)	$(81,170)	$(199,754)

Basic and diluted weighted average redeemable common shares outstanding	23,000,000	19,750,000	23,000,000	6,655,678
Basic and diluted net income (loss) per redeemable common share	$0.01	$(0.01)	$0.00	$(0.02)
Basic and diluted weighted average non-redeemable common shares outstanding	6,400,000	$5,426,087	6,400,000	5,110,256
Basic and diluted net income (loss) per non-redeemable common share	$0.01	$(0.01)	$0.00	$(0.02)

The accompanying notes are an integral part of these financial statements.

GOOD WORKS II ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2021	6,400,000	$640	$2,546,017	$(504,059)	$2,042,598
Net loss	-	-	-	(188,660)	(188,660)
Balance – March 31, 2022	6,400,000	640	2,546,017	(692,719)	1,853,938
Net loss	-	-	-	(138,949)	(138,949)
Balance – June 30, 2022	6,400,000	640	2,546,017	(831,668)	1,714,989
Remeasurement of redeemable shares	-	-	(828,692)	-	(828,692)
Net income	-	-	-	246,439	246,439
Balance – September 30, 2022	6,400,000	$640	$1,717,325	$(585,229)	$1,132,736

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2020	3,800,000	$380	$2,620	$(2,450)	$550
Issuance of common stock to Management and Anchor Investors	1,950,000	195	5,805	-	6,000
Net loss	-	-		(935)	(935)
Balance – March 31, 2021	5,750,000	575	8,425	(3,385)	5,615
Net loss	-	-	-	(1,218)	(1,218)
Balance – June 30, 2021	5,750,000	575	8,425	(4,603)	4,397
Shares issued in private placement	350,000	35	3,499,965	-	3,500,000
Shares issued to underwriter as compensation	300,000	30	2,999,970	-	3,000,000
Redeemable Shares accretion	-	-	(3,962,343)	-	(3,962,343)
Net loss	-	-	-	(197,601)	(197,601)
Balance – September 30, 2021	6,400,000	$640	$2,546,017	$(202,204)	$2,344,453

The accompanying notes are an integral part of these financial statements.

GOOD WORKS II ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(81,170)	$(199,754)
Interest on investment held in Trust Account	(1,258,637)	-
Changes in operating assets and liabilities:
Prepaid and other	382,846	(986,638)
Accrued expenses	283,662	39,955
Net cash used in operating activities	(673,299)	(1,146,437)

Cash Flows from Investing Activities:
Proceeds from sale of Treasury Securities	460,212,413	-
Purchase of Treasury Securities	(460,212,413)	(230,014,759)
Proceeds from investment held in Trust Account withdrawn to pay taxes	36,932	-
Net cash provided by (used in) investing activities	36,932	(230,014,759)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	6,000
Proceeds from sale of Units	-	230,000,000
Proceeds from sale of Private Placement Units	-	3,500,000
Proceeds from affiliate promissory note	-	150,000
Payment of offering costs	-	(962,343)
Repayment of affiliate promissory note	-	(150,000)
Net cash provided by financing activities	-	232,543,657

Net change in cash	(636,367)	1,382,461
Cash at beginning of period	1,335,598	3,000
Cash at end of period	$699,231	$1,385,461

Supplemental Cash Flow Information:
Cash paid for taxes	$97,242	$-
Remeasurement of redeemable shares	$828,692	$-
Issuance of common stock to underwriters for offering costs	$-	$3,000,000

The accompanying notes are an integral part of these financial statements.

GOOD WORKS II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

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

As of September 30, 2022, the Company has not commenced operations. All activity for the period from July 27, 2020 (inception) through September 30, 2022 relates to the Company’s formation, initial public offering (“Initial Public Offering” or “IPO”) and activities in connection with the search for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account (defined below).

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

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Management agreed that an amount equal to at least $10.00 per Unit sold in the Initial Public Offering will be held in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 immediately before or after such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor, an affiliate of I-Bankers Securities, Inc.(“I-Bankers Securities”), the representative of the underwriters for the Company’s Initial Public Offering, and the Company’s management and directors have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering (a) in favor of approving a Business Combination and (b) not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

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

The Company initially had 15 months from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”, unless it undertakes to extend the Combination Period, which would require an amendment to the Company’s Amended and Restated Certificate of Incorporation, which may not be affected unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment). On October 11, 2022, the Company held a vote to amend its amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination from October 14, 2022 to April 14, 2023 (the “Extension Meeting”). At the Extension Meeting, the Company’s stockholders elected redemptions of 20,525,530 shares at a redemption value of $10.04, which resulted in an aggregate redemption value of $206,139,296 (see Note 9). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per Public Share, except as to any claims by a third party who executed an agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Liquidity and Capital Resources

As of September 30, 2022, the Company had approximately $0.7 million in its operating bank account and working capital of approximately $0.7 million.

The Company’s liquidity needs up to July 14, 2021, the date of the IPO, were satisfied through a payment from the Sponsor for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $150,000 to cover certain offering costs prior to the consummation of the IPO. The promissory note was fully repaid as of July 14, 2021. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO and the private placement held outside of the Trust Account. In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 4). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

The Company incurred, and expects to continue to incur, additional significant costs in pursuit of its financing and acquisition plans including the proposed Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” the Company had until October 14, 2022 to consummate a Business Combination, unless extended via an amendment to their Certificate of Incorporation. On October 11, 2022, the Company held a vote to amend its amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination from October 14, 2022 to April 14, 2023 (the “Extension Meeting”) (see Note 9). It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 14, 2023.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, it may have insufficient funds available to operate prior to the Business Combination. Moreover, the Company will need to obtain additional financing either to complete the Business Combination or because it may become obligated to redeem a significant number of Public Shares upon consummation of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of the Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

Reclassification of Prior Period Presentation

Certain of the Company’s prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on the reported results of operations in those prior periods or in the current period.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $699,231 and $1,335,598 as of September 30, 2022 and December 31, 2021, respectively.

Cash and securities held in Trust Account

As of September 30, 2022 and December 31, 2021, the assets held in the Trust Account consisted of a money market account in the amount of $231,258,637 and $230,036,932, respectively. During the three and nine months ended September 30, 2022, the Company withdrew $0 and $36,932, respectively, from the Trust in accordance with the Trust Agreement to pay its taxes, if any.

Offering costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the consolidated balance sheet date that are related to the IPO and were charged to stockholders’ equity upon the completion of the IPO. Accordingly, as of September 30, 2022 and December 31, 2021, offering costs in the aggregate of $3,962,343 have been charged to stockholders’ equity (consisting of $600,000 in underwriters’ discount, $362,343 of direct and incremental fees related to the IPO and $3,000,000 related to the excess of the fair value over consideration received, for the 300,000 representative shares issued to I-Bankers)

Fair Value Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. On July 14, 2021, the Company recorded an accretion of $3,962,343 in additional paid-in capital. Subsequent to the date of these financial statements, on October 11, 2022, the Company held a vote to amend its amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination from October 14, 2022 to April 14, 2023 (the “Extension Meeting”). At the Extension Meeting, the Company’s stockholders elected redemptions of 20,525,530 shares at a redemption value of $10.04 for an aggregate redemption value of $206,139,296 (see Note 9).

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The effective tax rate was 158.6% for the three and nine months ended September 30, 2022, respectively, and 0.0% for both the three and nine months ended September 30, 2021. The effective tax rates differ from the statutory tax rate of 21.0% due to the valuation allowance on deferred tax assets.

The Company recorded a full valuation allowance for all periods presented. As such the provision for income taxes was $219,634 for the three and nine months ended September 30, 2022 and the deferred tax asset was zero as of September 30, 2022, consisting entirely of current federal income tax, and December 31, 2021, respectively.

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating income (loss) per share of common stock. Accretion associated with the redeemable shares of common stock is excluded from income per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following tables reflect the calculation of basic and diluted net loss per common share:

	For the three months ended September 30, 2022		For the three months ended September 30, 2021
	Redeemable Common Stock	Non-Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$192,792	$53,647	$(155,013)	$(42,588)

Denominator:
Weighted-average shares outstanding	23,000,000	6,400,000	19,750,000	5,426,087
Basic and diluted net income (loss) per share	$0.01	$0.01	$(0.01)	$(0.01)

	For the nine months ended September 30, 2022		For the nine months ended September 30, 2021
	Redeemable Common Stock	Non-Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(63,500)	$(17,670)	$(112,996)	$(86,758)

Denominator:
Weighted-average shares outstanding	23,000,000	6,400,000	6,655,678	5,110,256
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.02)	$(0.02)

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

Administrative Support Agreement

The Company agreed, commencing on the Effective Date of the registration statement through the earlier of the Company’s consummation of a Business Combination and the liquidation of the Trust Account, to pay an affiliate of one of the Company’s executive officers $10,000 per month for office space, utilities and secretarial and administrative support. The Company has incurred $90,000 pursuant to this agreement for the nine months ended September 30, 2022.

Note 6 – Investment Held in Trust Account

As of September 30, 2022, investment in the Company’s Trust Account consisted of $231,258,637 in a money market account and $0 in U.S. Treasury Securities. All of the U.S. Treasury Securities matured on June 30, 2022 and upon maturity, the funds were moved into a money market fund. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on September 30, 2022 are as follows:

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2022
Money Market funds in Trust Account	$231,258,637	$-	$-	$231,258,637
U.S. Treasury Securities	-	-	-	-
	$231,258,637	$-	$-	$231,258,637

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On July 14, 2021, the underwriters’ exercised their over-allotment option in full when the Company issued 23,000,000 shares in the public offering.

Business Combination Marketing Agreement

The Company has engaged I-Bankers Securities, Inc. as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay I-Bankers Securities, Inc. a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of IPO, or $8,050,000, (exclusive of any applicable finders’ fees which might become payable).

Administrative Support Agreement

Refer to Note 5 for discussion of the administrative support agreement.

Note 8 – Stockholders’ Equity

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 6,400,000 (excluding 23,000,000 shares of common stock subject to possible redemption) and 6,400,000 shares of common stock issued and outstanding, respectively. Refer to Note 3 for discussion of the initial public offering that occurred on July 14, 2021.

Warrants — The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions.

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

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company identified no subsequent events, other than those described below, as of the date that the financial statements were issued.

On October 12, 2022, Good Works II Acquisition Corp., a Delaware corporation (“Good Works”), entered into a Business Combination Agreement (the “BCA”), by and among Good Works, Direct Biologics, Inc., a Delaware corporation (“Company Topco”), DB Merger Sub, Inc., a Delaware corporation (“Company Merger Sub”), DB DRE LLC, a Delaware limited liability company (“DRE LLC”), and Direct Biologics, LLC, a Wyoming limited liability company ( “Direct Biologics”). Upon consummation of the transactions contemplated by the BCA (the “Business Combination”), Company Topco would become the Nasdaq-listed parent company of both Good Works and Direct Biologics. The BCA supersedes the non-binding letter of intent between Good Works and Direct Biologics announced via press release on September 27, 2022.

Direct Biologics is using its proprietary extracellular vesicle platform technology to harness the power of bone marrow-derived mesenchymal stem cells to develop cell-free therapeutic candidates. Its product candidate, ExoFlo, is in a Phase 3 clinical trial for treating moderate-to-severe acute respiratory distress syndrome (“ARDS”) in hospitalized adults with severe-to-critical COVID-19 (the “EXTINGuish COVID-19 trial”). ExoFlo received regenerative medicine advanced therapy designation for this indication from the U.S. Food and Drug Administration (“FDA”), which is designed to expedite the approval of promising regenerative medical products in the U.S. that demonstrate clinical evidence indicating the ability to address an unmet medical need for a serious life-threatening disease or condition.

On October 11, 2022, the Company held a vote to amend its amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination from October 14, 2022 to April 14, 2023 (the “Extension Meeting”). At the Extension Meeting, the Company stockholders had the opportunity to redeem their shares of the Company for a proportional amount of the money held in the Company’s trust account. The Company’s stockholders elected redemptions of 20,525,530 shares at a redemption value of $10.04 each for an aggregate redemption value of $206,139,296, which was paid on October 12, 2022. These redemptions will decrease the amount of Investment Held in Trust Account as well as the Common Stock Subject to Possible Redemption.

If the proposed transaction is consummated, cash from this proposed transaction, net of transaction fees, is intended to be used to fund clinical trials and provide working capital for commercializing Direct Biologics’ lead product.

The Business Combination

The BCA provides, among other things, that on the terms and subject to the conditions set forth therein, (i) Company Merger Sub will merge with and into Good Works, with Good Works surviving the merger and becoming a wholly-owned subsidiary of Company Topco (the “Topco Merger”), (ii) DRE LLC will merge with and into Direct Biologics, with Direct Biologics surviving the merger (the “Rollover Merger”, and together with the Topco Merger, the “Mergers”). Following the closing of the Mergers, the combined company will be organized in an “Up-C” structure, and Company Topco’s only direct assets will consist of equity in Good Works and Direct Biologics. The date on which the closing of the Mergers (the “Closing”) actually occurs is hereinafter referred to as the “Closing Date.”

Immediately following the Mergers, certain members of Direct Biologics will contribute a portion of their equity in Direct Biologics to Company Topco in exchange for equity in Company Topco (the “Topco Contribution”), with Direct Biologics continuing as a partially-owned subsidiary of Company Topco. Following the Topco Contribution, Good Works will contribute to Direct Biologics all funds remaining in its trust account following its stockholder vote to approve the Business Combination, less any amounts used to pay transaction expenses associated with the Business Combination.

Business Combination Consideration

The aggregate consideration available to be received by the members of Direct Biologics is based on an enterprise value of $1,025,000,000 and consists of (i) shares of Company Topco common stock and Direct Biologics Up-C units based on a pre-money enterprise value of $625 million with equity consideration valued at $10.00 per share, (ii) shares of Company Topco common stock and Direct Biologics Up-C units currently valued at $50 million that are subject to forfeiture if Direct Biologics does not achieve a primary efficacy endpoint of 60-day all-cause mortality in its Phase 3 EXTINGuish trial by December 31, 2023, and (iii) shares of Company Topco common stock and Direct Biologics Up-C units currently valued at $350 million that are subject to forfeiture if Direct Biologics does not obtain either Biologics License Application approval or Emergency Use Authorization from the FDA for its ExoFlo product (or a derivative product for any applicable indication) by December 31, 2024.

The BCA and the Business Combination have been approved by the boards of directors of each of Good Works, and Company Topco and the board of managers of Direct Biologics. The Business Combination is expected to close in the first half of 2023, subject to customary closing conditions, including the satisfaction of the minimum Available Cash conditions, the receipt of certain governmental approvals and the required approval by Good Works’ stockholders and Direct Biologics’ unit holders.

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

Overview

We are a blank check company incorporated on July 27, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We consummated our Public Offering (as defined below) on July 14, 2021, on September 27, 2022 we signed a letter of intent (“LOI”) with Direct Biologics and on October 12, 2022 we signed a Business Combination Agreement (the “BCA”), by and among Good Works, Direct Biologics, Inc., a Delaware corporation (“Company Topco”), DB Merger Sub, Inc., a Delaware corporation (“Company Merger Sub”), DB DRE LLC, a Delaware limited liability company (“DRE LLC”), and Direct Biologics, LLC, a Wyoming limited liability company ( “Direct Biologics”), which is described in further detail below. We intend to use the cash proceeds from our Public Offering and the Private Placement described below as well as additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt to complete the Business Combination.

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

As of September 30, 2022, a total of $231,258,637 of the net proceeds from the IPO (including the partial exercise of the over-allotment option) and the Private Placements were in a trust account established for the benefit of the Company’s public shareholders. The trust fund account is invested in interest-bearing U.S. government securities and the income earned on those investments is also for the benefit of our public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Results of Operations and Known Trends or Future Events

As of September 30, 2022, we have not commenced any operations. All activity for the period from July 27, 2020 (inception) through September 30, 2022, relates to our formation and initial public offering (“Public Offering” of “IPO”) that occurred on July 14, 2021, and, since the completion of the IPO, searching for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below). There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements, December 31, 2021.

For the three months ended September 30, 2022, we had a net income of $246,439 which consisted of $578,495 in operating expenses incurred and a $219,634 provision for income tax offset by $1,044,568 in interest income from investments held in the Trust Account. For the nine months ended September 30, 2022, we had a net loss of $81,170 which consisted of $1,120,173 in operating expenses incurred and a $219,634 provision for income tax offset by $1,258,637 in interest income from investments in the Trust Account.

For the three months ended September 30, 2021, we had a net loss of $197,601 which consisted of $212,360 in operating expenses incurred offset by $14,759 in interest income from the investments held in the Trust Account. For the nine months ended September 30, 2021, we had a net loss of $199,754 which consisted of $214,513 in operating expenses incurred offset by $14,759 in interest income from investments in the Trust Account.

The loss in the three and nine months ended September 30, 2022 was greater than the losses in the three and nine months ended September 30, 2021 because the Company had only just completed its IPO in July 2021.

Proposed Business Combination

On October 12, 2022, Good Works II Acquisition Corp., a Delaware corporation (“Good Works”), entered into a Business Combination Agreement (the “BCA”), by and among Good Works, Direct Biologics, Inc., a Delaware corporation (“Company Topco”), DB Merger Sub, Inc., a Delaware corporation (“Company Merger Sub”), DB DRE LLC, a Delaware limited liability company (“DRE LLC”), and Direct Biologics, LLC, a Wyoming limited liability company ( “Direct Biologics”). Upon consummation of the transactions contemplated by the BCA (the “Business Combination”), Company Topco would become the Nasdaq-listed parent company of both Good Works and Direct Biologics. The BCA supersedes the non-binding letter of intent between Good Works and Direct Biologics announced via press release on September 27, 2022.

Direct Biologics is using its proprietary extracellular vesicle platform technology to harness the power of bone marrow-derived mesenchymal stem cells to develop cell-free therapeutic candidates. Its product candidate, ExoFlo, is in a Phase 3 clinical trial for treating moderate-to-severe acute respiratory distress syndrome (“ARDS”) in hospitalized adults with severe-to-critical COVID-19 (the “EXTINGuish COVID-19 trial”). ExoFlo received regenerative medicine advanced therapy designation for this indication from the U.S. Food and Drug Administration (“FDA”), which is designed to expedite the approval of promising regenerative medical products in the U.S. that demonstrate clinical evidence indicating the ability to address an unmet medical need for a serious life-threatening disease or condition.

On October 11, 2022, the Company held a vote to amend its amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination from October 14, 2022 to April 14, 2023 (the “Extension Meeting”). At the Extension Meeting, the Company stockholders had the opportunity to redeem their shares of the Company for a proportional amount of the money held in the Company’s trust account. The Company’s stockholders elected redemptions of 20,525,530 shares at a redemption value of $10.04 each for an aggregate redemption value of $206,139,296.

If the proposed transaction is consummated, cash from this proposed transaction, net of transaction fees, is intended to be used to fund clinical trials and provide working capital for commercializing Direct Biologics’ lead product.

The Business Combination

The BCA provides, among other things, that on the terms and subject to the conditions set forth therein, (i) Company Merger Sub will merge with and into Good Works, with Good Works surviving the merger and becoming a wholly-owned subsidiary of Company Topco (the “Topco Merger”), (ii) DRE LLC will merge with and into Direct Biologics, with Direct Biologics surviving the merger (the “Rollover Merger”, and together with the Topco Merger, the “Mergers”). Following the closing of the Mergers, the combined company will be organized in an “Up-C” structure, and Company Topco’s only direct assets will consist of equity in Good Works and Direct Biologics. The date on which the closing of the Mergers (the “Closing”) actually occurs is hereinafter referred to as the “Closing Date.”

Immediately following the Mergers, certain members of Direct Biologics will contribute a portion of their equity in Direct Biologics to Company Topco in exchange for equity in Company Topco (the “Topco Contribution”), with Direct Biologics continuing as a partially-owned subsidiary of Company Topco. Following the Topco Contribution, Good Works will contribute to Direct Biologics all funds remaining in its trust account following its stockholder vote to approve the Business Combination, less any amounts used to pay transaction expenses associated with the Business Combination.

Business Combination Consideration

The aggregate consideration available to be received by the members of Direct Biologics is based on an enterprise value of $1,025,000,000 and consists of (i) shares of Company Topco common stock and Direct Biologics Up-C units based on a pre-money enterprise value of $625 million with equity consideration valued at $10.00 per share, (ii) shares of Company Topco common stock and Direct Biologics Up-C units currently valued at $50 million that are subject to forfeiture if Direct Biologics does not achieve a primary efficacy endpoint of 60-day all-cause mortality in its Phase 3 EXTINGuish trial by December 31, 2023, and (iii) shares of Company Topco common stock and Direct Biologics Up-C units currently valued at $350 million that are subject to forfeiture if Direct Biologics does not obtain either Biologics License Application approval or Emergency Use Authorization from the FDA for its ExoFlo product (or a derivative product for any applicable indication) by December 31, 2024.

The BCA and the Business Combination have been approved by the boards of directors of each of Good Works, and Company Topco and the board of managers of Direct Biologics. The Business Combination is expected to close in the first half of 2023, subject to customary closing conditions, including the satisfaction of the minimum Available Cash conditions, the receipt of certain governmental approvals and the required approval by Good Works’ stockholders and Direct Biologics’ unit holders.

Liquidity and Capital Resources

As of September 30, 2022, we had cash outside our trust account of $699,231, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

Pursuant to the IPO on July 14, 2021 the Company sold 23,000,000 Units (including 3,000,000 Units of over-allotment options that was fully exercised) at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one-half of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. An aggregate of $10.00 per Unit sold in the Initial Public Offering was held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of September 30, 2022, $231,258,637 of the IPO proceeds were held in the Trust Account.

On October 11, 2022, we held a vote to amend our amended and restated certificate of incorporation to extend the date by which we must consummate a Business Combination from October 14, 2022 to April 14, 2023 (the “Extension Meeting”). At the Extension Meeting, our stockholders elected redemptions of 20,525,530 shares at a value of $10.04 per share for an aggregate redemption value of $206,139,296.

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

Our primary liquidity requirements incurred to date in advance of our initial business combination include approximately $223,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; $185,000 for legal and accounting fees related to regulatory reporting requirements; $247,000 for Franchise Taxes to the State of Delaware; $144,000 for Nasdaq continued listing fees; and approximately $495,000 for general working capital that will be used for miscellaneous expenses and reserves. We have also paid an affiliate of one of our officers $10,000 per month, for a total to date of $150,000, for office space, secretarial and administrative services provided to members of our management team.

We will need to obtain additional financing either to complete our Business Combination or because as a result of the Extension Meeting we have become obligated to redeem 20,525,530 public shares. in which case we may issue additional securities or incur debt in connection with such Business Combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of our initial public offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangement as of September 30, 2022.

Contractual Obligations

As of September 30, 2022, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative support agreement pursuant to which we will pay an affiliate of one of our directors for office space and secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month.

We have engaged I-Bankers as an advisor in connection with our acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar Business Combination with one or more businesses or entities. We will pay I-Bankers for such services a fee equal to 3.5% of the gross proceeds of the Public Offering, or $8,050,000.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our financial information. We describe our significant accounting policies in Note 2 – Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this report, with those considered critical outlined below. Our financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Common Stock Subject to Possible Redemption

We account for common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 23,000,000 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet at September 30, 2022 and December 31, 2021.

Net Income (loss) Per Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. We apply the two-class method in calculating income per share of common stock. Accretion associated with the redeemable shares of common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2022 and September 30, 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in our earnings. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we were not subject to any material market or interest rate risk. Following the consummation of our Public Offering, the net proceeds of the Public Offering and the Private Placement, including amounts in the Trust Account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD WORKS II ACQUISITION CORP.

Date: October 25, 2022	By:	/s/ Cary Grossman
	Name:	Cary Grossman
	Title:	Chief Executive Officer, President and Chief Financial Officer